Form 10-K
period 2017-12-31
LEHMAN ABS CORP BCKD TR CRTS TOYS R US DB BCK SE 01-31
filed 2018-03-29
CIK 1267753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Central Index Key Number of depositor: 0000829281

Lehman ABS Corporation

(Exact Name of Depositor as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Park Avenue, New York, New York	10172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 285-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Corporate Backed Trust Certificates, Toys “R” Us Debenture-Backed Series 2001-31	New York Stock Exchange (“NYSE”)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

As further described under Item 9B below, (i) Toys “R” Us and certain of its subsidiaries filed for bankruptcy protection in 2017, (ii) a final distribution was made to the Certificateholders in connection with the sale of the Underlying Securities, and (iii) the Trust was terminated under the terms of the Trust Agreement.

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

Reference is made to Corporate Backed Trust Certificates, Toys “R” Us Debenture-Backed Series 2001-31, Class A-1 and Class A-2 (together, the “Certificates”) issued by the Trust. The sole asset of the Trust consisted of a certain $13,090,000 aggregate principal amount 8.75% Debenture due September 1, 2021 (the “Underlying Securities”) issued by Toys “R” Us, (the “Underlying Securities Issuer”). On Form 8-K filed October 2, 2017, the Trust announced that the Underlying Securities Issuer and certain of its subsidiaries filed for bankruptcy protection in U.S. Bankruptcy Court for the Eastern District of Virginia in Richmond, VA, and that The New York Stock Exchange (“NYSE”) suspended trading the Class A-1 Certificates prior to the opening of trading on September 21, 2017 and intended to delist the Certificates. Copies of the Toys “R” Us, Inc. Press Release dated September 18, 2017 and the New York Stock Exchange Press Release dated September 21, 2017 regarding the suspension of trading and delisting of the Certificates were attached as Exhibit 99.1 and Exhibit 99.2 to the Form 8-K filed by the Registrant on October 2, 2017.

An event of default under the Trust Agreement had occurred due to the Underlying Securities Issuer filing for bankruptcy protection in the U.S. Bankruptcy Court.

On October 23, 2017, the Trustee sent a Notice of Event of Default indicating, among other things, that “unless directed otherwise by holders of a majority of Voting Rights, the Trustee will sell the Underlying Security pursuant to Section 5(e) of the Series Supplement, thirty days after the date hereof, in the manner prescribed by Section 13 of the Series Supplement by soliciting bids from at least three leading dealers.” The holders of a majority of Voting Rights did not instruct the Trustee to not proceed with a sale of the Underlying Securities within thirty days of such notice. Consequently, the Underlying Securities were sold on December 11, 2017.

On December 19, 2017, a final distribution was made to the Certificateholders in connection with the sale of the Underlying Securities and the termination of the Trust under the terms of the Trust Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not Applicable

Item 11.	Executive Compensation.

Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2017 through and including December 31, 2017 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Toys “R” Us Debenture-Backed Series 2001-31 Trust	03/01/2017 09/01/2017 12/19/2017	03/08/2017 09/11/2017 12/22/2017

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Disclosure documented on Form 8-K regarding the legal claim disclosed in Item 9B - Other Information to this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission on October 2, 2017 and is hereby incorporated by reference.

99.2 – Disclosure documented on Form 8-K regarding the legal claim disclosed in Item 9B - Other Information to this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission on October 2, 2017 and is hereby incorporated by reference.

The Trust covered by this Annual Report was formed prior to June 30, 2003 and there is no requirement in the trust agreement for the preparation of a report by an independent public accountant regarding the Trustee’s compliance with its obligations.

(b)	See Item 15(a) above.

(c)	Not Applicable.

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

(99.1)	Disclosure documented on Form 8-K regarding the legal claim disclosed in Item 9B - Other Information to this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission on October 2, 2017 and is hereby incorporated by reference.	99.1

(99.2)	Disclosure documented on Form 8-K regarding the legal claim disclosed in Item 9B - Other Information to this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission on October 2, 2017 and is hereby incorporated by reference.	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 29, 2018	By:	/s/ Clifford S. Feibus
	Name:	Clifford S. Feibus
	Title:	Senior Vice President and Controller